Form 10-K
period 2021-12-31
CF 2019-CF1 Mortgage Trust
filed 2022-03-23
CIK 1771200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Fairfax Multifamily Portfolio Mortgage Loan, which constituted approximately 5.3% of the asset pool of the issuing entity as of its cut-off date.  The Fairfax Multifamily Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Fairfax Multifamily Portfolio Mortgage Loan, four other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CFK Trust 2019-FAX transaction (the “CFK 2019-FAX Transaction”). This loan combination, including the Fairfax Multifamily Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the CFK 2019-FAX Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 3 Columbus Circle Mortgage Loan, which constituted approximately 7.6% of the asset pool of the issuing entity as of its cut-off date.  The 3 Columbus Circle Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 3 Columbus Circle Mortgage Loan, twelve other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2019-B10 Mortgage Trust transaction, Commission File Number 333-226943-02 (the “Benchmark 2019-B10 Transaction”). This loan combination, including the 3 Columbus Circle Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

Trimont Real Estate Advisors, LLC is the special servicer of the 65 Broadway Mortgage Loan, which constituted approximately 6.0% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 65 Broadway Mortgage Loan from January 1, 2021 to June 10, 2021. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

CWCapital Asset Management LLC is the special servicer of the 65 Broadway Mortgage Loan, which constituted approximately 6.0% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 65 Broadway Mortgage Loan from June 11, 2021 to December 31, 2021. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

Berkeley Point Capital LLC d/b/a Newmark is the primary servicer of the Shelbourne Global Portfolio II Mortgage Loan and certain mortgage loans serviced under the Pooling and Servicing Agreement. As a result, Berkeley Point Capital LLC d/b/a Newmark is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Berkeley Point Capital LLC d/b/a Newmark in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.

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

With respect to the pari passu loan combinations that include the 65 Broadway Mortgage Loan and the Stern Multifamily Portfolio Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Stern Multifamily Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Trimont Real Estate Advisors, LLC as special servicer of the 65 Broadway Mortgage Loan prior to June 11, 2021 and CWCapital Asset Management LLC as special servicer of the 65 Broadway Mortgage Loan on and after June 11, 2021 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Stern Multifamily Portfolio Mortgage Loan, Trimont Real Estate Advisors, LLC as special servicer of the 65 Broadway Mortgage Loan prior to June 11, 2021 and CWCapital Asset Management LLC as special servicer of the 65 Broadway Mortgage Loan on and after June 11, 2021 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer, and Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

From time to time, CWCapital Asset Management LLC, a Delaware limited liability company (“CWCAM”), is a party to lawsuits and other legal proceedings as part of its duties as a special servicer (e.g., enforcement of loan obligations) and/or arising in the ordinary course of business.  Other than as set forth in the following paragraphs, there are currently no legal proceedings pending, and no legal proceedings known to be contemplated by governmental authorities, against CWCAM or of which any of its property is the subject, that are material to the certificateholders.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts.  CWCAM was the special servicer of such property.  The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust.  On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens.  On July 19, 2016, the State Court denied CWCAM’s motion to dismiss.  On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”).  On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss.  On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court.  Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery.  All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019.  The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct.  In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020.  Oral argument on the appeal occurred on June 21, 2021. The parties await the decision of the appeals court.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original  Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction.   On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”).  The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York.  In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts.  The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018.  The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018.  On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts.  Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment.  On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order.  CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019.  The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims.  On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order.  On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI.  CWCI has sought leave to file an appeal of the decision.  Both requests for leave were denied by the First Department.  The plaintiff has also sought leave to appeal the dismissal of the claims against CWCAM.  CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

On January 24, 2016 PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “PSW Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the PSW Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “PCVST Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “2010 Settlement Agreement”) or (b) the rescission of the 2010 Settlement Agreement which would result in, among other things, the rescission of the sale of the PCVST Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the 2010 Settlement Agreement by fraud and further that the terms of the 2010 Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filed a motion to dismiss the PSW Complaint (the “CWCAM Motion to Dismiss”). On April 11, 2016, PSW NYC LLC opposed the CWCAM Motion to Dismiss and cross-moved for a partial summary judgment on liability regarding allegations of breach of the 2010 Settlement Agreement (the “PSW Cross-Motion”). On May 5, 2016, the Defendants subsequently filed its reply and opposition to the PSW Cross-Motion. On August 23, 2016, oral arguments were provided to the PSW Court regarding the PSW Complaint, the CWCAM Motion to Dismiss and the PSW Cross-Motion and the PSW Court took such arguments under advisement. On October 31, 2016, the PSW Court issued an order granting the CWCAM Motion to Dismiss, denying the PSW Cross-Motion and dismissing the PSW Complaint with prejudice. Subsequently, PSW NYC LLC filed a notice of appeal relating to such order. On February 21, 2017, PSW NYC LLC filed its appeal and supporting brief arguing that the PSW Court erred by finding no breach of the assignment agreement and no fraudulent inducement. Oral argument was heard on May 4, 2017 at which point the court took the arguments under advisement. On May 25, 2017, the New York 1st Department appellate court affirmed the dismissal of all PSW claims and denied a request for leave to appeal to the New York Court of Appeals on September 12, 2017.

On March 31, 2016, RAIT Preferred Funding II LTD. (“RAIT Preferred Funding”) commenced a complaint (“RAIT Complaint”) with the Supreme Court of the State of New York, County of New York (the “RAIT Court”), claiming it owns $18,500,000 of a mortgage loan secured by the development of the One Congress Street Property in Boston, Massachusetts (the “Loan”) and seeking (a) a declaratory judgment stating that RAIT Preferred Funding is the directing lender under a co-lender agreement dated March 28, 2007 and a pooling and servicing agreement dated March 1, 2007 (collectively, the “Operative Agreements”) and was the directing lender at the time of the improper modification of the Loan, (b) a declaratory judgment stating that RAIT Preferred Funding has the right to terminate the special servicer, (c) monetary damages for the value of the bonds and fees paid to CWCAM as the special servicer of the Loan and (d) other things.  On May 17, 2016, CWCAM filed a motion to dismiss the RAIT Complaint (“Motion to Dismiss”) stating that the RAIT Complaint did not state a claim and the essential facts of the RAIT Complaint are negated by affidavits and evidentiary materials submitted with the RAIT Complaint.  On June 14, 2016, RAIT Preferred Funding filed a Memorandum of Law in Opposition to the Motion to Dismiss (“Opposition”) stating that the claims in the RAIT Complaint were properly stated.  On June 30, 2016, CWCAM filed a reply in support of the Motion to Dismiss and in response to the Opposition, stating that each of CWCAM’s arguments is supported by the express language of the agreements between the parties, the documentary evidence and New York case law.  On September 30, 2016, RAIT Preferred Funding and CWCAM entered into a confidential Settlement Agreement (the “2016 Settlement”), which provides for a stay of the RAIT Preferred Funding litigation (the “Litigation Stay”) through August 25, 2017.  Pursuant to the terms of the 2016 Settlement, upon satisfaction of a term of the 2016 Settlement by August 25, 2017 (or such later date agreed to by the parties), the RAIT Preferred Funding litigation will be dismissed, with prejudice.  On May 19, 2017 the Borrower repaid the Loan in accordance with the terms of the notes and satisfied the condition to dismissal with prejudice.  RAIT has refused to dismiss the case and is claiming that the B Note should be paid in full.  CWCAM believes that it has performed its obligations under the Operative Agreements in good faith, and that the action should be dismissed with prejudice.  On August 29, 2017, the RAIT Court granted leave to RAIT Preferred Funding to amend its complaint.  On September 20, 2017, RAIT Preferred Funding filed an Amended Complaint (the “RAIT Amended Complaint”), which omits its original claims, adds Wells Fargo Bank as a defendant, and seeks (a) specific performance requiring repayment of the $18,500,000 principal amount of the B Note or, in the alternative, monetary damages, including the $18,500,000 principal amount of the B Note, in an amount to be determined at trial, (b) monetary damages on any fees paid to CWCAM as special servicer or Wells Fargo Bank as master servicer in connection with the borrower’s repayment of the Loan, (c) a declaratory judgment that RAIT Preferred Funding is entitled to recover the full $18,500,000 principal amount of the B Note, (d) punitive damages against CWCAM, and (e) other things.  On October 11, 2017, CWCAM filed a motion to dismiss the RAIT Amended Complaint (“CWCAM Motion to Dismiss Amended Complaint”) stating that the RAIT Amended Complaint did not state a claim and the essential facts of the RAIT Amended Complaint are negated by the Operative Agreements and other admissible evidentiary materials.  On November 13, 2017, Wells Fargo Bank filed a motion to dismiss the RAIT Amended Complaint (the “Wells Fargo Motion to Dismiss Amended Complaint”) and joined the CWCAM Motion to Dismiss Amended Complaint.  On January 29, 2018, the court dismissed all claims but for breach of contract and discovery has commenced.  CWCAM filed a Motion for Summary Judgement on March 18, 2019.   This matter was settled and the case dismissed on May 15, 2019.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1

Pooling and Servicing Agreement, dated as of April 1, 2019, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, KeyBank National Association, as Master Servicer, and, solely with respect to the Irving Market Center Mortgage Loan, a Special Servicer, LNR Partners, LLC, as a Special Servicer, Trimont Real Estate Advisors, LLC, solely with respect to the 65 Broadway Whole Loan, as a Special Servicer, Citibank, N.A., as Trustee, Citibank, N.A., as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services, LLC, as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on May 26, 2020 under Commission File No. 333-228697-01 and incorporated by reference herein).

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

4.10

Agreement Between Noteholders, dated as of April 5, 2019, by and among Cantor Commercial Real Estate Lending, L.P., as Initial Note A-1 Holder and Initial Note A-2 Holder, and Cantor Commercial Real Estate Lending, L.P., as Initial Subordinate Noteholder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on April 30, 2019 under Commission File No. 333-228697-01 and incorporated by reference herein).

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

31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	KeyBank National Association, as Master Servicer
33.2	LNR Partners, LLC, as Special Servicer
33.3	KeyBank National Association, as Special Servicer, solely with respect to the Irving Market Center Mortgage Loan (see Exhibit 33.1)
33.4	Citibank, N.A., as Trustee, Certificate Administrator and Custodian
33.5	Park Bridge Lender Services LLC, as Operating Advisor
33.6	U.S. Bank National Association, as Servicing Function Participant
33.7	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer
33.8	KeyBank National Association, as Primary Servicer of the 65 Broadway Mortgage Loan (see Exhibit 33.1)
33.9	Trimont Real Estate Advisors, LLC, as Special Servicer of the 65 Broadway Mortgage Loan prior to June 11, 2021 (Omitted. See Explanatory Notes.)
33.10	CWCapital Asset Management LLC, as Special Servicer of the 65 Broadway Mortgage Loan on and after June 11, 2021 (Omitted. See Explanatory Notes.)

33.11	Citibank, N.A., as Trustee and Custodian of the 65 Broadway Mortgage Loan (see Exhibit 33.4)
33.12	Park Bridge Lender Services LLC, as Operating Advisor of the 65 Broadway Mortgage Loan (see Exhibit 33.5)
33.13	U.S. Bank National Association, as Servicing Function Participant of the 65 Broadway Mortgage Loan (see Exhibit 33.6)
33.14	KeyBank National Association, as Primary Servicer of the AC by Marriott San Jose Mortgage Loan (see Exhibit 33.1)
33.15	LNR Partners, LLC, as Special Servicer of the AC by Marriott San Jose Mortgage Loan (see Exhibit 33.2)
33.16	Citibank, N.A., as Trustee and Custodian of the AC by Marriott San Jose Mortgage Loan (see Exhibit 33.4)
33.17	Park Bridge Lender Services LLC, as Operating Advisor of the AC by Marriott San Jose Mortgage Loan (see Exhibit 33.5)
33.18	U.S. Bank National Association, as Servicing Function Participant of the AC by Marriott San Jose Mortgage Loan (see Exhibit 33.6)
33.19	KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 33.1)
33.20	LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 33.2)
33.21	Citibank, N.A., as Trustee and Custodian of the Atrium Two Mortgage Loan (see Exhibit 33.4)
33.22	Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Two Mortgage Loan (see Exhibit 33.5)
33.23	U.S. Bank National Association, as Servicing Function Participant of the Atrium Two Mortgage Loan (see Exhibit 33.6)
33.24	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.7)
33.25	LNR Partners, LLC, as Special Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.2)
33.26	Wilmington Trust, National Association, as Trustee of the Shelbourne Global Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)
33.27	Wells Fargo Bank, National Association, as Custodian of the Shelbourne Global Portfolio II Mortgage Loan
33.28	Park Bridge Lender Services LLC, as Operating Advisor of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.5)
33.29	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021
33.30	KeyBank National Association, as Primary Servicer of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)
33.31	KeyBank National Association, as Special Servicer of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)
33.32	Wells Fargo Bank, National Association, as Trustee of the Fairfax Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.33	Wells Fargo Bank, National Association, as Custodian of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 33.27)
33.34	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.29)
33.35	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stern Multifamily Portfolio Mortgage Loan
33.36	Rialto Capital Advisors, LLC, as Special Servicer of the Stern Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.37	Wells Fargo Bank, National Association, as Trustee of the Stern Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.38	Wells Fargo Bank, National Association, as Custodian of the Stern Multifamily Portfolio Mortgage Loan (see Exhibit 33.27)
33.39	Pentalpha Surveillance LLC, as Operating Advisor of the Stern Multifamily Portfolio Mortgage Loan
33.40	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.29)
33.41	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.35)
33.42	LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.2)
33.43	Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

33.44	Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.27)
33.45	Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.39)
33.46	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.29)
33.47	KeyBank National Association, as Primary Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.1)
33.48	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.35)
33.49	Wells Fargo Bank, National Association, as Trustee of the SSTII Self Storage Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)
33.50	Wells Fargo Bank, National Association, as Custodian of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.27)
33.51	Pentalpha Surveillance LLC, as Operating Advisor of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.39)
33.52	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.29)
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	KeyBank National Association, as Master Servicer
34.2	LNR Partners, LLC, as Special Servicer
34.3	KeyBank National Association, as Special Servicer, solely with respect to the Irving Market Center Mortgage Loan (see Exhibit 34.1)
34.4	Citibank, N.A., as Trustee, Certificate Administrator and Custodian
34.5	Park Bridge Lender Services LLC, as Operating Advisor
34.6	U.S. Bank National Association, as Servicing Function Participant
34.7	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer
34.8	KeyBank National Association, as Primary Servicer of the 65 Broadway Mortgage Loan (see Exhibit 34.1)
34.9	Trimont Real Estate Advisors, LLC, as Special Servicer of the 65 Broadway Mortgage Loan prior to June 11, 2021 (Omitted. See Explanatory Notes.)
34.10	CWCapital Asset Management LLC, as Special Servicer of the 65 Broadway Mortgage Loan on and after June 11, 2021 (Omitted. See Explanatory Notes.)
34.11	Citibank, N.A., as Trustee and Custodian of the 65 Broadway Mortgage Loan (see Exhibit 34.4)
34.12	Park Bridge Lender Services LLC, as Operating Advisor of the 65 Broadway Mortgage Loan (see Exhibit 34.5)
34.13	U.S. Bank National Association, as Servicing Function Participant of the 65 Broadway Mortgage Loan (see Exhibit 34.6)
34.14	KeyBank National Association, as Primary Servicer of the AC by Marriott San Jose Mortgage Loan (see Exhibit 34.1)
34.15	LNR Partners, LLC, as Special Servicer of the AC by Marriott San Jose Mortgage Loan (see Exhibit 34.2)
34.16	Citibank, N.A., as Trustee and Custodian of the AC by Marriott San Jose Mortgage Loan (see Exhibit 34.4)
34.17	Park Bridge Lender Services LLC, as Operating Advisor of the AC by Marriott San Jose Mortgage Loan (see Exhibit 34.5)
34.18	U.S. Bank National Association, as Servicing Function Participant of the AC by Marriott San Jose Mortgage Loan (see Exhibit 34.6)
34.19	KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 34.1)
34.20	LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 34.2)
34.21	Citibank, N.A., as Trustee and Custodian of the Atrium Two Mortgage Loan (see Exhibit 34.4)
34.22	Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Two Mortgage Loan (see Exhibit 34.5)

34.23	U.S. Bank National Association, as Servicing Function Participant of the Atrium Two Mortgage Loan (see Exhibit 34.6)
34.24	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.7)
34.25	LNR Partners, LLC, as Special Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.2)
34.26	Wilmington Trust, National Association, as Trustee of the Shelbourne Global Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)
34.27	Wells Fargo Bank, National Association, as Custodian of the Shelbourne Global Portfolio II Mortgage Loan
34.28	Park Bridge Lender Services LLC, as Operating Advisor of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.5)
34.29	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021
34.30	KeyBank National Association, as Primary Servicer of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)
34.31	KeyBank National Association, as Special Servicer of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)
34.32	Wells Fargo Bank, National Association, as Trustee of the Fairfax Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.33	Wells Fargo Bank, National Association, as Custodian of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 34.27)
34.34	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.29)
34.35	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stern Multifamily Portfolio Mortgage Loan
34.36	Rialto Capital Advisors, LLC, as Special Servicer of the Stern Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.37	Wells Fargo Bank, National Association, as Trustee of the Stern Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.38	Wells Fargo Bank, National Association, as Custodian of the Stern Multifamily Portfolio Mortgage Loan (see Exhibit 34.27)
34.39	Pentalpha Surveillance LLC, as Operating Advisor of the Stern Multifamily Portfolio Mortgage Loan
34.40	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.29)
34.41	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.35)
34.42	LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.2)
34.43	Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)
34.44	Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.27)
34.45	Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.39)
34.46	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.29)
34.47	KeyBank National Association, as Primary Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.1)
34.48	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.35)
34.49	Wells Fargo Bank, National Association, as Trustee of the SSTII Self Storage Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)
34.50	Wells Fargo Bank, National Association, as Custodian of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.27)
34.51	Pentalpha Surveillance LLC, as Operating Advisor of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.39)
34.52	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.29)
35	Servicer compliance statements.

35.1	KeyBank National Association, as Master Servicer
35.2	LNR Partners, LLC, as Special Servicer
35.3	KeyBank National Association, as Special Servicer, solely with respect to the Irving Market Center Mortgage Loan (see Exhibit 35.1)
35.4	Citibank, N.A., as Certificate Administrator
35.5	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer
35.6	KeyBank National Association, as Primary Servicer of the 65 Broadway Mortgage Loan (see Exhibit 35.1)
35.7	Trimont Real Estate Advisors, LLC, as Special Servicer of the 65 Broadway Mortgage Loan prior to June 11, 2021 (Omitted. See Explanatory Notes.)
35.8	CWCapital Asset Management LLC, as Special Servicer of the 65 Broadway Mortgage Loan on and after June 11, 2021 (Omitted. See Explanatory Notes.)
35.9	KeyBank National Association, as Primary Servicer of the AC by Marriott San Jose Mortgage Loan (see Exhibit 35.1)
35.10	LNR Partners, LLC, as Special Servicer of the AC by Marriott San Jose Mortgage Loan (see Exhibit 35.2)
35.11	KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 35.1)
35.12	LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 35.2)
35.13	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Shelbourne Global Portfolio II Mortgage Loan
35.14	LNR Partners, LLC, as Special Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 35.2)
35.15	KeyBank National Association, as Primary Servicer of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 35.1)
35.16	KeyBank National Association, as Special Servicer of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 35.1)
35.17	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stern Multifamily Portfolio Mortgage Loan
35.18	Rialto Capital Advisors, LLC, as Special Servicer of the Stern Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.19	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.17)
35.20	LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.2)
35.21	KeyBank National Association, as Primary Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 35.1)
35.22	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 35.17)
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

CCRE Commercial Mortgage Securities, L.P.
(Depositor)

/s/ Jim Buccola

Jim Buccola, Executive Managing Director

(senior officer in charge of securitization of the depositor)

Date: March 23, 2022