Form 10-K
period 2022-12-31
CF 2019-CF1 Mortgage Trust
filed 2023-03-24
CIK 1771200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

388 Greenwich Street Trading, 4th Floor

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

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

KeyBank National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the SSTII Self Storage Portfolio II Mortgage Loan and the primary servicer and special servicer of the Fairfax Multifamily Portfolio Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement (other than the 65 Broadway Mortgage Loan), the 3 Columbus Circle Mortgage Loan and the Shelbourne Global Portfolio II Mortgage Loan. As a result, LNR Partners, LLC is a

“servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank National Association. This entity was engaged by Citibank, N.A., as the custodian under the Pooling and Servicing Agreement to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the 65 Broadway Mortgage Loan and the Stern Multifamily Portfolio Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Stern Multifamily Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Stern Multifamily Portfolio Mortgage Loan and CWCapital Asset Management LLC as special servicer of the 65 Broadway Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer, and Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

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

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts. CWCAM was the special servicer of such property. The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust. On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens. On July 19, 2016, the State Court denied CWCAM’s motion to dismiss. On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”). On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss. On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court. Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery. All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019. The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct. In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020. Oral argument on the appeal occurred on June 21, 2021. On July 14, 2022, the Second Circuit entered a decision affirming in part and reversing in part the SDNY Court’s decision and remanding to the SDNY Court for further proceedings. The Second Circuit affirmed the SDNY’s Court holding that Penalty Interest and Yield Maintenance are paid before Gain-On-Sale Proceeds. The Second Circuit reversed and remanded for further proceedings that portion of the SDNY Court’s decision related to approximately $67.2 million in interest on advances. On January 13, 2023, the parties entered into a settlement agreement, in which (among other things) they agreed to stipulate that the amount of interest on advances that accrued on or before June 3, 2014 is $27.5 million, and that CWCAM would pay that amount into escrow for distribution to certificateholders upon the entry of an order by the Court approving the settlement. U.S. Bank National Association, as Trustee for the trusts, provided notice of the settlement to all parties in interest via a notice program approved by the Court. A hearing on the settlement is scheduled for March 16, 2023.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM have appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The report on assessment of compliance for the twelve months ended December 31, 2022, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”), as servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by Ernst & Young LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(ix) of Regulation AB applicable to KeyBank during the year ended December 31, 2022. During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the related note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1)
Not applicable
(2)
Not applicable
(3)
See below

4.1

Pooling and Servicing Agreement, dated as of April 1, 2019, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, KeyBank National Association, as Master Servicer, and, solely with respect to the Irving Market Center Mortgage Loan, a Special Servicer, LNR Partners, LLC, as a Special Servicer, Trimont Real Estate Advisors, LLC, solely with respect to the 65 Broadway Whole Loan, as a Special Servicer, Citibank, N.A., as Trustee, Citibank, N.A., as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services, LLC, as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on May 26, 2020 under Commission File No. 333-228697-01 and incorporated by reference herein).

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

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	KeyBank National Association, as Master Servicer

33.2	LNR Partners, LLC, as Special Servicer

33.3	KeyBank National Association, as Special Servicer, solely with respect to the Irving Market Center Mortgage Loan (see Exhibit 33.1)

33.4	Citibank, N.A., as Trustee, Certificate Administrator and Custodian

33.5	Park Bridge Lender Services LLC, as Operating Advisor

33.6	U.S. Bank National Association, as Servicing Function Participant

33.7	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

33.8	KeyBank National Association, as Primary Servicer of the 65 Broadway Mortgage Loan (see Exhibit 33.1)

33.9	CWCapital Asset Management LLC, as Special Servicer of the 65 Broadway Mortgage Loan

33.10	Citibank, N.A., as Trustee and Custodian of the 65 Broadway Mortgage Loan (see Exhibit 33.4)

33.11	Park Bridge Lender Services LLC, as Operating Advisor of the 65 Broadway Mortgage Loan (see Exhibit 33.5)

33.12	U.S. Bank National Association, as Servicing Function Participant of the 65 Broadway Mortgage Loan (see Exhibit 33.6)

33.13	KeyBank National Association, as Primary Servicer of the AC by Marriott San Jose Mortgage Loan (see Exhibit 33.1)

33.14	LNR Partners, LLC, as Special Servicer of the AC by Marriott San Jose Mortgage Loan (see Exhibit 33.2)

33.15	Citibank, N.A., as Trustee and Custodian of the AC by Marriott San Jose Mortgage Loan (see Exhibit 33.4)

33.16	Park Bridge Lender Services LLC, as Operating Advisor of the AC by Marriott San Jose Mortgage Loan (see Exhibit 33.5)

33.17	U.S. Bank National Association, as Servicing Function Participant of the AC by Marriott San Jose Mortgage Loan (see Exhibit 33.6)

33.18	KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 33.1)

33.19	LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 33.2)

33.20	Citibank, N.A., as Trustee and Custodian of the Atrium Two Mortgage Loan (see Exhibit 33.4)

33.21	Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Two Mortgage Loan (see Exhibit 33.5)

33.22	U.S. Bank National Association, as Servicing Function Participant of the Atrium Two Mortgage Loan (see Exhibit 33.6)

33.23	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.7)

33.24	LNR Partners, LLC, as Special Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.2)

33.25	Wilmington Trust, National Association, as Trustee of the Shelbourne Global Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

33.26	Wells Fargo Bank, National Association, as Custodian of the Shelbourne Global Portfolio II Mortgage Loan

33.27	Park Bridge Lender Services LLC, as Operating Advisor of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.5)

33.28	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.29	KeyBank National Association, as Primary Servicer of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)

33.30	KeyBank National Association, as Special Servicer of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)

33.31	Wells Fargo Bank, National Association, as Trustee of the Fairfax Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.32	Wells Fargo Bank, National Association, as Custodian of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 33.26)

33.33	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.28)

33.34	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stern Multifamily Portfolio Mortgage Loan

33.35	Rialto Capital Advisors, LLC, as Special Servicer of the Stern Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.36	Wells Fargo Bank, National Association, as Trustee of the Stern Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.37	Wells Fargo Bank, National Association, as Custodian of the Stern Multifamily Portfolio Mortgage Loan (see Exhibit 33.26)

33.38	Pentalpha Surveillance LLC, as Operating Advisor of the Stern Multifamily Portfolio Mortgage Loan

33.39	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.28)

33.40	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.34)

33.41	LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.2)

33.42	Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

33.43	Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.26)

33.44	Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.38)

33.45	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.28)

33.46	KeyBank National Association, as Primary Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.1)

33.47	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.34)

33.48	Wells Fargo Bank, National Association, as Trustee of the SSTII Self Storage Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

33.49	Wells Fargo Bank, National Association, as Custodian of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.26)

33.50	Pentalpha Surveillance LLC, as Operating Advisor of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.38)

33.51	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.28)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	KeyBank National Association, as Master Servicer

34.2	LNR Partners, LLC, as Special Servicer

34.3	KeyBank National Association, as Special Servicer, solely with respect to the Irving Market Center Mortgage Loan (see Exhibit 34.1)

34.4	Citibank, N.A., as Trustee, Certificate Administrator and Custodian

34.5	Park Bridge Lender Services LLC, as Operating Advisor

34.6	U.S. Bank National Association, as Servicing Function Participant

34.7	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

34.8	KeyBank National Association, as Primary Servicer of the 65 Broadway Mortgage Loan (see Exhibit 34.1)

34.9	CWCapital Asset Management LLC, as Special Servicer of the 65 Broadway Mortgage Loan

34.10	Citibank, N.A., as Trustee and Custodian of the 65 Broadway Mortgage Loan (see Exhibit 34.4)

34.11	Park Bridge Lender Services LLC, as Operating Advisor of the 65 Broadway Mortgage Loan (see Exhibit 34.5)

34.12	U.S. Bank National Association, as Servicing Function Participant of the 65 Broadway Mortgage Loan (see Exhibit 34.6)

34.13	KeyBank National Association, as Primary Servicer of the AC by Marriott San Jose Mortgage Loan (see Exhibit 34.1)

34.14	LNR Partners, LLC, as Special Servicer of the AC by Marriott San Jose Mortgage Loan (see Exhibit 34.2)

34.15	Citibank, N.A., as Trustee and Custodian of the AC by Marriott San Jose Mortgage Loan (see Exhibit 34.4)

34.16	Park Bridge Lender Services LLC, as Operating Advisor of the AC by Marriott San Jose Mortgage Loan (see Exhibit 34.5)

34.17	U.S. Bank National Association, as Servicing Function Participant of the AC by Marriott San Jose Mortgage Loan (see Exhibit 34.6)

34.18	KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 34.1)

34.19	LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 34.2)

34.20	Citibank, N.A., as Trustee and Custodian of the Atrium Two Mortgage Loan (see Exhibit 34.4)

34.21	Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Two Mortgage Loan (see Exhibit 34.5)

34.22	U.S. Bank National Association, as Servicing Function Participant of the Atrium Two Mortgage Loan (see Exhibit 34.6)

34.23	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.7)

34.24	LNR Partners, LLC, as Special Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.2)

34.25	Wilmington Trust, National Association, as Trustee of the Shelbourne Global Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

34.26	Wells Fargo Bank, National Association, as Custodian of the Shelbourne Global Portfolio II Mortgage Loan

34.27	Park Bridge Lender Services LLC, as Operating Advisor of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.5)

34.28	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.29	KeyBank National Association, as Primary Servicer of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)

34.30	KeyBank National Association, as Special Servicer of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)

34.31	Wells Fargo Bank, National Association, as Trustee of the Fairfax Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.32	Wells Fargo Bank, National Association, as Custodian of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 34.26)

34.33	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.28)

34.34	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stern Multifamily Portfolio Mortgage Loan

34.35	Rialto Capital Advisors, LLC, as Special Servicer of the Stern Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.36	Wells Fargo Bank, National Association, as Trustee of the Stern Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.37	Wells Fargo Bank, National Association, as Custodian of the Stern Multifamily Portfolio Mortgage Loan (see Exhibit 34.26)

34.38	Pentalpha Surveillance LLC, as Operating Advisor of the Stern Multifamily Portfolio Mortgage Loan

34.39	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.28)

34.40	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.34)

34.41	LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.2)

34.42	Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

34.43	Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.26)

34.44	Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.38)

34.45	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.28)

34.46	KeyBank National Association, as Primary Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.1)

34.47	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.34)

34.48	Wells Fargo Bank, National Association, as Trustee of the SSTII Self Storage Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

34.49	Wells Fargo Bank, National Association, as Custodian of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.26)

34.50	Pentalpha Surveillance LLC, as Operating Advisor of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.38)

34.51	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.28)

35	Servicer compliance statements.

35.1	KeyBank National Association, as Master Servicer

35.2	LNR Partners, LLC, as Special Servicer

35.3	KeyBank National Association, as Special Servicer, solely with respect to the Irving Market Center Mortgage Loan (see Exhibit 35.1)

35.4	Citibank, N.A., as Certificate Administrator

35.5	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

35.6	KeyBank National Association, as Primary Servicer of the 65 Broadway Mortgage Loan (see Exhibit 35.1)

35.7	CWCapital Asset Management LLC, as Special Servicer of the 65 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

35.8	KeyBank National Association, as Primary Servicer of the AC by Marriott San Jose Mortgage Loan (see Exhibit 35.1)

35.9	LNR Partners, LLC, as Special Servicer of the AC by Marriott San Jose Mortgage Loan (see Exhibit 35.2)

35.10	KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 35.1)

35.11	LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 35.2)

35.12	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Shelbourne Global Portfolio II Mortgage Loan

35.13	LNR Partners, LLC, as Special Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 35.2)

35.14	KeyBank National Association, as Primary Servicer of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 35.1)

35.15	KeyBank National Association, as Special Servicer of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 35.1)

35.16	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stern Multifamily Portfolio Mortgage Loan

35.17	Rialto Capital Advisors, LLC, as Special Servicer of the Stern Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.18	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.16)

35.19	LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.2)

35.20	KeyBank National Association, as Primary Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 35.1)

35.21	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 35.16)

99.1

Mortgage Loan Purchase Agreement, dated as of April 1, 2019, between CCRE Commercial Mortgage Securities, L.P. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2019 under Commission File No. 333-228697-01 and incorporated by reference herein)

99.2

Mortgage Loan Purchase Agreement, dated as of April 1, 2019, between CCRE Commercial Mortgage Securities, L.P. and Starwood Mortgage Capital LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on April 30, 2019 under Commission File No. 333-228697-01 and incorporated by reference herein)

99.3

Mortgage Loan Purchase Agreement, dated as of April 1, 2019, between CCRE Commercial Mortgage Securities, L.P. and KeyBank National Association (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on April 30, 2019 under Commission File No. 333-228697-01 and incorporated by reference herein)

99.4

Mortgage Loan Purchase Agreement, dated as of April 1, 2019, between CCRE Commercial Mortgage Securities, L.P. and CIBC Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on April 30, 2019 under Commission File No. 333-228697-01 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCRE Commercial Mortgage Securities, L.P.
(Depositor)

/s/ Jim Buccola

Jim Buccola, Executive Managing Director

(senior officer in charge of securitization of the depositor)

Date: March 24, 2023