Form 10-K
period 2023-12-31
CF 2019-CF1 Mortgage Trust
filed 2024-03-25
CIK 1771200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

Not applicable.

EXPLANATORY NOTES

The 65 Broadway Mortgage Loan, the AC by Marriott San Jose Mortgage Loan and the Atrium Two Mortgage Loan, which constituted approximately 6.0%, 5.3% and 4.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the 65 Broadway Mortgage Loan , the AC by Marriott San Jose Mortgage Loan or the Atrium Two Mortgage Loan and one other pari passu loan, each of which is not an asset of the issuing entity. These loan combinations, including the 65 Broadway Mortgage Loan, the AC by Marriott San Jose Mortgage Loan and the Atrium Two Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the 3 Columbus Circle Mortgage Loan and the Stern Multifamily Portfolio Mortgage Loan and the special servicer of the SSTII Self Storage Portfolio II Mortgage Loan prior to May 10, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

K-Star Asset Management LLC as special servicer of the SSTII Self Storage Portfolio II Mortgage Loan, which constituted approximately 7.1% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the SSTII Self Storage Portfolio II Mortgage Loan from May 10, 2023 to December 31, 2023. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

With respect to the pari passu loan combinations that include the Stern Multifamily Portfolio Mortgage Loan, the 65 Broadway Mortgage Loan and the SSTII Self Storage Portfolio II Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Stern Multifamily Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of K-Star Asset Management LLC as special servicer of the SSTII Self Storage Portfolio II Mortgage Loan on and after May 10, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Stern Multifamily Portfolio Mortgage Loan, CWCapital Asset Management LLC as special servicer of the 65 Broadway Mortgage Loan and K-Star Asset Management LLC as special servicer of the SSTII Self Storage Portfolio II Mortgage Loan on and after May 10, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1)
Not applicable
(2)
Not applicable
(3)
See below

4.1

Pooling and Servicing Agreement, dated as of April 1, 2019, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, KeyBank National Association, as Master Servicer, and, solely with respect to the Irving Market Center Mortgage Loan, a Special Servicer, LNR Partners, LLC, as a Special Servicer, Trimont Real Estate Advisors, LLC, solely with respect to the 65 Broadway Whole Loan, as a Special Servicer, Citibank, N.A., as Trustee, Citibank, N.A., as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on May 26, 2020 under Commission File No. 333-228697-01 and incorporated by reference herein).

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

31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	KeyBank National Association, as Master Servicer
33.2	LNR Partners, LLC, as Special Servicer
33.3	KeyBank National Association, as Special Servicer, solely with respect to the Irving Market Center Mortgage Loan (see Exhibit 33.1)
33.4	Citibank, N.A., as Trustee, Certificate Administrator and Custodian
33.5	Park Bridge Lender Services LLC, as Operating Advisor
33.6	U.S. Bank National Association, as Servicing Function Participant
33.7	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer
33.8	KeyBank National Association, as Primary Servicer of the 65 Broadway Mortgage Loan (see Exhibit 33.1)
33.9	CWCapital Asset Management LLC, as Special Servicer of the 65 Broadway Mortgage Loan
33.10	Citibank, N.A., as Trustee and Custodian of the 65 Broadway Mortgage Loan (see Exhibit 33.4)
33.11	Park Bridge Lender Services LLC, as Operating Advisor of the 65 Broadway Mortgage Loan (see Exhibit 33.5)
33.12	U.S. Bank National Association, as Servicing Function Participant of the 65 Broadway Mortgage Loan (see Exhibit 33.6)

33.13	KeyBank National Association, as Primary Servicer of the AC by Marriott San Jose Mortgage Loan (see Exhibit 33.1)
33.14	LNR Partners, LLC, as Special Servicer of the AC by Marriott San Jose Mortgage Loan (see Exhibit 33.2)
33.15	Citibank, N.A., as Trustee and Custodian of the AC by Marriott San Jose Mortgage Loan (see Exhibit 33.4)
33.16	Park Bridge Lender Services LLC, as Operating Advisor of the AC by Marriott San Jose Mortgage Loan (see Exhibit 33.5)
33.17	U.S. Bank National Association, as Servicing Function Participant of the AC by Marriott San Jose Mortgage Loan (see Exhibit 33.6)
33.18	KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 33.1)
33.19	LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 33.2)
33.20	Citibank, N.A., as Trustee and Custodian of the Atrium Two Mortgage Loan (see Exhibit 33.4)
33.21	Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Two Mortgage Loan (see Exhibit 33.5)
33.22	U.S. Bank National Association, as Servicing Function Participant of the Atrium Two Mortgage Loan (see Exhibit 33.6)
33.23	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.7)
33.24	LNR Partners, LLC, as Special Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.2)
33.25	Wilmington Trust, National Association, as Trustee of the Shelbourne Global Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)
33.26	Wells Fargo Bank, National Association, as Custodian of the Shelbourne Global Portfolio II Mortgage Loan
33.27	Park Bridge Lender Services LLC, as Operating Advisor of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.5)
33.28	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian
33.29	KeyBank National Association, as Primary Servicer of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)
33.30	KeyBank National Association, as Special Servicer of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)
33.31	Wells Fargo Bank, National Association, as Trustee of the Fairfax Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.32	Wells Fargo Bank, National Association, as Custodian of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 33.26)
33.33	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.28)
33.34	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stern Multifamily Portfolio Mortgage Loan
33.35	Rialto Capital Advisors, LLC, as Special Servicer of the Stern Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.36	Wells Fargo Bank, National Association, as Trustee of the Stern Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.37	Wells Fargo Bank, National Association, as Custodian of the Stern Multifamily Portfolio Mortgage Loan (see Exhibit 33.26)
33.38	Pentalpha Surveillance LLC, as Operating Advisor of the Stern Multifamily Portfolio Mortgage Loan
33.39	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.28)
33.40	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.34)
33.41	LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.2)
33.42	Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)
33.43	Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.26)
33.44	Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.38)
33.45	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.28)
33.46	KeyBank National Association, as Primary Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.1)
33.47	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan prior to May 10, 2023 (see Exhibit 33.34)
33.48	K-Star Asset Management LLC, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)
33.49	Wells Fargo Bank, National Association, as Trustee of the SSTII Self Storage Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)
33.50	Wells Fargo Bank, National Association, as Custodian of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.26)
33.51	Pentalpha Surveillance LLC, as Operating Advisor of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.38)
33.52	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.28)
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	KeyBank National Association, as Master Servicer
34.2	LNR Partners, LLC, as Special Servicer
34.3	KeyBank National Association, as Special Servicer, solely with respect to the Irving Market Center Mortgage Loan (see Exhibit 34.1)
34.4	Citibank, N.A., as Trustee, Certificate Administrator and Custodian
34.5	Park Bridge Lender Services LLC, as Operating Advisor

34.6	U.S. Bank National Association, as Servicing Function Participant
34.7	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer
34.8	KeyBank National Association, as Primary Servicer of the 65 Broadway Mortgage Loan (see Exhibit 34.1)
34.9	CWCapital Asset Management LLC, as Special Servicer of the 65 Broadway Mortgage Loan
34.10	Citibank, N.A., as Trustee and Custodian of the 65 Broadway Mortgage Loan (see Exhibit 34.4)
34.11	Park Bridge Lender Services LLC, as Operating Advisor of the 65 Broadway Mortgage Loan (see Exhibit 34.5)
34.12	U.S. Bank National Association, as Servicing Function Participant of the 65 Broadway Mortgage Loan (see Exhibit 34.6)
34.13	KeyBank National Association, as Primary Servicer of the AC by Marriott San Jose Mortgage Loan (see Exhibit 34.1)
34.14	LNR Partners, LLC, as Special Servicer of the AC by Marriott San Jose Mortgage Loan (see Exhibit 34.2)
34.15	Citibank, N.A., as Trustee and Custodian of the AC by Marriott San Jose Mortgage Loan (see Exhibit 34.4)
34.16	Park Bridge Lender Services LLC, as Operating Advisor of the AC by Marriott San Jose Mortgage Loan (see Exhibit 34.5)
34.17	U.S. Bank National Association, as Servicing Function Participant of the AC by Marriott San Jose Mortgage Loan (see Exhibit 34.6)
34.18	KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 34.1)
34.19	LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 34.2)
34.20	Citibank, N.A., as Trustee and Custodian of the Atrium Two Mortgage Loan (see Exhibit 34.4)
34.21	Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Two Mortgage Loan (see Exhibit 34.5)
34.22	U.S. Bank National Association, as Servicing Function Participant of the Atrium Two Mortgage Loan (see Exhibit 34.6)
34.23	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.7)
34.24	LNR Partners, LLC, as Special Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.2)
34.25	Wilmington Trust, National Association, as Trustee of the Shelbourne Global Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)
34.26	Wells Fargo Bank, National Association, as Custodian of the Shelbourne Global Portfolio II Mortgage Loan
34.27	Park Bridge Lender Services LLC, as Operating Advisor of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.5)
34.28	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian
34.29	KeyBank National Association, as Primary Servicer of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)
34.30	KeyBank National Association, as Special Servicer of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)

34.31	Wells Fargo Bank, National Association, as Trustee of the Fairfax Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.32	Wells Fargo Bank, National Association, as Custodian of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 34.26)
34.33	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.28)
34.34	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stern Multifamily Portfolio Mortgage Loan
34.35	Rialto Capital Advisors, LLC, as Special Servicer of the Stern Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.36	Wells Fargo Bank, National Association, as Trustee of the Stern Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.37	Wells Fargo Bank, National Association, as Custodian of the Stern Multifamily Portfolio Mortgage Loan (see Exhibit 34.26)
34.38	Pentalpha Surveillance LLC, as Operating Advisor of the Stern Multifamily Portfolio Mortgage Loan
34.39	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.28)
34.40	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.34)
34.41	LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.2)
34.42	Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)
34.43	Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.26)
34.44	Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.38)
34.45	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.28)
34.46	KeyBank National Association, as Primary Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.1)
34.47	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan prior to May 10, 2023 (see Exhibit 34.34)
34.48	K-Star Asset Management LLC, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)
34.49	Wells Fargo Bank, National Association, as Trustee of the SSTII Self Storage Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)
34.50	Wells Fargo Bank, National Association, as Custodian of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.26)
34.51	Pentalpha Surveillance LLC, as Operating Advisor of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.38)

34.52	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.28)
35	Servicer compliance statements.
35.1	KeyBank National Association, as Master Servicer
35.2	LNR Partners, LLC, as Special Servicer
35.3	KeyBank National Association, as Special Servicer, solely with respect to the Irving Market Center Mortgage Loan (see Exhibit 35.1)
35.4	Citibank, N.A., as Certificate Administrator
35.5	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer
35.6	KeyBank National Association, as Primary Servicer of the 65 Broadway Mortgage Loan (see Exhibit 35.1)
35.7	CWCapital Asset Management LLC, as Special Servicer of the 65 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)
35.8	KeyBank National Association, as Primary Servicer of the AC by Marriott San Jose Mortgage Loan (see Exhibit 35.1)
35.9	LNR Partners, LLC, as Special Servicer of the AC by Marriott San Jose Mortgage Loan (see Exhibit 35.2)
35.10	KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 35.1)
35.11	LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 35.2)
35.12	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Shelbourne Global Portfolio II Mortgage Loan
35.13	LNR Partners, LLC, as Special Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 35.2)
35.14	KeyBank National Association, as Primary Servicer of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 35.1)
35.15	KeyBank National Association, as Special Servicer of the Fairfax Multifamily Portfolio Mortgage Loan (see Exhibit 35.1)
35.16	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stern Multifamily Portfolio Mortgage Loan
35.17	Rialto Capital Advisors, LLC, as Special Servicer of the Stern Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.18	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.16)
35.19	LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.2)
35.20	KeyBank National Association, as Primary Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 35.1)
35.21	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan prior to May 10, 2023 (see Exhibit 35.16)
35.22	K-Star Asset Management LLC, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

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
(Depositor)

/s/ James Buccola

James Buccola, Executive Managing Director

(senior officer in charge of securitization of the depositor)

Date: March 25, 2024